Form 10-K
WFRBS Commercial Mortgage Trust 2013-C11
filed 2014-03-31
CIK 1566543

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-177891-03

      WFRBS Commercial Mortgage Trust 2013-C11
      (exact name of issuing entity as specified in its charter)

      RBS Commercial Funding Inc.
      (exact name of the depositor as specified in its charter)

      The Royal Bank of Scotland plc
      Wells Fargo Bank, National Association
      RBS Financial Products Inc.
      C-III Commercial Mortgage LLC
      Liberty Island Group I LLC
      Basis Real Estate Capital II, LLC
      (exact names of the sponsors as specified in their charters)



  New York                                38-3900543
  (State or other jurisdiction of         38-3900544
  incorporation or organization)          38-3900545
                                          38-7086333
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, National Association
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Registrant's telephone number, including area code: (203) 897-2700




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.



  EXPLANATORY NOTES

  The Republic Plaza Mortgage Loan, which constituted approximately 10.8% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Republic Plaza Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. This loan combination, including the Republic Plaza Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as
  Exhibit 4.1 to this Annual Report on Form 10-K.

  The Concord Mills Mortgage Loan, which constituted approximately 8.7% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Concord Mills Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. This loan combination, including the Republic Plaza Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

  The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One South Wacker Drive Mortgage Loan, which constituted approximately 4.9% of the asset pool of the issuing entity as of its cut-off date. The One South Wacker Drive Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the One South Wacker Drive Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. This loan combination, including the One South Wacker Drive Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the One
  South Wacker Drive loan combination in the WFRBS 2013-C12 Mortgage Trust transaction, Commission File Number 333-172366-06 (the WFRBS 2013-C12 Transaction). After the closing of the WFRBS 2013-C12 Transaction on March 20, 2013, this loan combination, including the One South Wacker Drive
  Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFRBS 2013-C12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

  Wells Fargo Bank, National Association (Wells Fargo) is the master servicer under the Pooling and Servicing Agreement, the primary servicer of the One South Wacker Drive, and the certificate administrator and custodian under the Pooling and Servicing Agreement and of the One South Wacker Drive Mortgage Loan. This mortgage loan, together with the other mortgage loans in the asset pool, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo is a servicer, as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the
  Exhibit Index.

  This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer (except with respect to those Mortgage Loans for which Prudential Asset Resources, Inc. is the primary servicer) and primary servicer with respect to the Republic Plaza, Concord Mills and One South Wacker Drive Mortgage Loans to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of servicer set forth in Item 1101(j), these vendors are servicers for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).




                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Republic Plaza Mortgage Loan (Mortgage Loan Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on February 8, 2013 pursuant to Rule 424(b)(5)), is a significant obligor within the meaning of Item 1101 (k)(2) of Regulation AB.


In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $ 25,216,055.00 for the twelve month period ended December 31, 2013.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement filed on February 8, 2013 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Schedule III to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the One South Wacker Drive Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2013-C12 Transaction, are attached hereto as Exhibits 33.2, 33.11, 33.15, 33.17, 33.28, 33.35 and 33.36 and 34.2, 34.11, 34.15, 34.17,
34.28, 34.35 and 34.36. Attached as Schedule III to the pooling and servicing agreement for the WFRBS 2013-C12 Transaction incorporated by reference as
Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFRBS 2013-C12 Transaction responsible for each applicable servicing criteria set forth in
Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in
Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.13. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance

During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation

Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)
(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

  (1) Not applicable.

  (2) Not applicable.

  (3) See below.

  (4.1) Pooling and Servicing Agreement, dated as of February 1, 2013, between
   RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Trimont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

  (4.2) Pooling and Servicing Agreement, dated as of March 1, 2013, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, NCB, FSB as NCB master servicer and co-op special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.'s Current Report on Form 8-K filed on March 20, 2013 in connection with the WFRBS 2013-C12 transaction and incorporated by reference herein).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Republic Plaza Mortgage Loan (see Exhibit 33.4)
    33.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the One South Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit
    33.4)
    33.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Concord Mills Mortgage Loan (see Exhibit 33.4)
    33.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    33.5 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the One South Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 33.4)
    33.6 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Republic Plaza Mortgage Loan (see Exhibit 33.7)
    33.7 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer
    33.8 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Concord Mills Mortgage Loan (see Exhibit 33.7)
    33.9 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the One South Wacker Drive Mortgage Loan prior to March 20, 2013 (see
    Exhibit 33.7)
    33.10 National Tax Search, LLC as Servicing Function Participant for the Republic Plaza
    Mortgage Loan (see Exhibit 33.13)
    33.11 National Tax Search, LLC as Servicing Function Participant for the One South
    Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 33.13)
    33.12 National Tax Search, LLC as Servicing Function Participant for the Concord Mills
    Mortgage Loan (see Exhibit 33.13)
    33.13 National Tax Search, LLC as Servicing Function Participant
    33.14 National Tax Search, LLC as Servicing Function Partcipant for the One South Wacker
    Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 33.13)
    33.15 Pentalpha Surveillance LLC as Trust Advisor for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013
    33.16 Prudential Asset Resources, Inc. as Primary Servicer
    33.17 Rialto Capital Advisors, LLC as Special Servicer for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013
    33.18 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.19 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Concord Mills Mortgage
    Loan (see Exhibit 33.18)
    33.20 TriMont Real Estate Advisors, Inc. as Trust Advisor for the One South Wacker Drive
    Mortgage Loan prior to March 20, 2013 (see Exhibit 33.18)
    33.21 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Republic Plaza
    Mortgage Loan (see Exhibit 33.18)
    33.22 Wells Fargo Bank, National Association as Master Servicer
    33.23 Wells Fargo Bank, National Association as Primary Servicer for the One South
    Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 33.22)
    33.24 Wells Fargo Bank, National Association as Certificate Administrator for the
    Concord Mills Mortgage Loan (see Exhibit 33.26)
    33.25 Wells Fargo Bank, National Association as Primary Servicer for the Concord Mills
    Mortgage Loan (see Exhibit 33.22)
    33.26 Wells Fargo Bank, National Association as Certificate Administrator
    33.27 Wells Fargo Bank, National Association as Certificate Administrator for the
    Republic Plaza Mortgage Loan (see Exhibit 33.26)
    33.28 Wells Fargo Bank, National Association as Primary Servicer for the One South
    Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 33.22)
    33.29 Wells Fargo Bank, National Association as Custodian
    33.30 Wells Fargo Bank, National Association as Primary Servicer for the Republic Plaza
    Mortgage Loan (see Exhibit 33.22)
    33.31 Wells Fargo Bank, National Association as Custodian for the One South Wacker Drive
    Mortgage Loan prior to March 20, 2013 (see Exhibit 33.29)
    33.32 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 33.26)
    33.33 Wells Fargo Bank, National Association as Custodian for the Concord Mills Mortgage
    Loan (see Exhibit 33.29)
    33.34 Wells Fargo Bank, National Association as Custodian for the Republic Plaza
    Mortgage Loan (see Exhibit 33.29)
    33.35 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 33.26)
    33.36 Wells Fargo Bank, National Association as Custodian for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013 (see Exhibit 33.29)



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Republic Plaza Mortgage Loan (see Exhibit 34.4)
    34.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the One South Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit
    34.4)
    34.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Concord Mills Mortgage Loan (see Exhibit 34.4)
    34.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    34.5 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the One South Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.4)
    34.6 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Republic Plaza Mortgage Loan (see Exhibit 34.7)
    34.7 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer
    34.8 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Concord Mills Mortgage Loan (see Exhibit 34.7)
    34.9 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the One South Wacker Drive Mortgage Loan prior to March 20, 2013 (see
    Exhibit 34.7)
    34.10 National Tax Search, LLC as Servicing Function Participant for the Republic Plaza
    Mortgage Loan (see Exhibit 34.13)
    34.11 National Tax Search, LLC as Servicing Function Participant for the One South
    Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 34.13)
    34.12 National Tax Search, LLC as Servicing Function Participant for the Concord Mills
    Mortgage Loan (see Exhibit 34.13)
    34.13 National Tax Search, LLC as Servicing Function Participant
    34.14 National Tax Search, LLC as Servicing Function Partcipant for the One South
    Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.13)
    34.15 Pentalpha Surveillance LLC as Trust Advisor for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013
    34.16 Prudential Asset Resources, Inc. as Primary Servicer
    34.17 Rialto Capital Advisors, LLC as Special Servicer for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013
    34.18 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.19 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Concord Mills
    Mortgage Loan (see Exhibit 34.18)
    34.20 TriMont Real Estate Advisors, Inc. as Trust Advisor for the One South Wacker
    Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.18)
    34.21 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Republic Plaza
    Mortgage Loan (see Exhibit 34.18)
    34.22 Wells Fargo Bank, National Association as Master Servicer
    34.23 Wells Fargo Bank, National Association as Primary Servicer for the One South
    Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.22)
    34.24 Wells Fargo Bank, National Association as Certificate Administrator for the
    Concord Mills Mortgage Loan (see Exhibit 34.26)
    34.25 Wells Fargo Bank, National Association as Primary Servicer for the Concord Mills
    Mortgage Loan (see Exhibit 34.22)
    34.26 Wells Fargo Bank, National Association as Certificate Administrator
    34.27 Wells Fargo Bank, National Association as Certificate Administrator for the
    Republic Plaza Mortgage Loan (see Exhibit 34.26)
    34.28 Wells Fargo Bank, National Association as Primary Servicer for the One South
    Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 34.22)
    34.29 Wells Fargo Bank, National Association as Custodian
    34.30 Wells Fargo Bank, National Association as Primary Servicer for the Republic Plaza
    Mortgage Loan (see Exhibit 34.22)
    34.31 Wells Fargo Bank, National Association as Custodian for the One South Wacker
    Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.29)
    34.32 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.26)
    34.33 Wells Fargo Bank, National Association as Custodian for the Concord Mills
    Mortgage Loan (see Exhibit 34.29)
    34.34 Wells Fargo Bank, National Association as Custodian for the Republic Plaza
    Mortgage Loan (see Exhibit 34.29)
    34.35 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 34.26)
    34.36 Wells Fargo Bank, National Association as Custodian for the One South Wacker
    Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 34.29)



   (35) Servicer compliance statements.



    35.1 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Republic Plaza Mortgage Loan (see Exhibit 35.2)
    35.2 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer
    35.3 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Concord Mills Mortgage Loan (see Exhibit 35.2)
    35.4 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the One South Wacker Drive Mortgage Loan prior to March 20, 2013 (see
    Exhibit 35.2)
    35.5 Prudential Asset Resources, Inc. as Primary Servicer
    35.6 Rialto Capital Advisors, LLC as Special Servicer for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013
    35.7 Wells Fargo Bank, National Association as Master Servicer
    35.8 Wells Fargo Bank, National Association as Primary Servicer for the One South Wacker
    Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 35.7)
    35.9 Wells Fargo Bank, National Association as Certificate Administrator for the Concord
    Mills Mortgage Loan (see Exhibit 35.11)
    35.10 Wells Fargo Bank, National Association as Primary Servicer for the Concord Mills
    Mortgage Loan (see Exhibit 35.7)
    35.11 Wells Fargo Bank, National Association as Certificate Administrator
    35.12 Wells Fargo Bank, National Association as Certificate Administrator for the
    Republic Plaza Mortgage Loan (see Exhibit 35.11)
    35.13 Wells Fargo Bank, National Association as Primary Servicer for the One South
    Wacker Drive Mortgage Loan on and after March 20, 2013
    35.14 Wells Fargo Bank, National Association as Primary Servicer for the Republic Plaza
    Mortgage Loan (see Exhibit 35.7)
    35.15 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 35.11)
    35.16 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan on and after March 20, 2013



   (99.1) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (99.2) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and RBS Financial Products Inc. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (99.3) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (99.4) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (99.5) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (99.6) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   RBS Commercial Funding Inc.
   (Depositor)


   /s/ Wayne Potters
   Wayne Potters, President and Managing Director
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of February 1, 2013, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Trimont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit
   4.1 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (4.2) Pooling and Servicing Agreement, dated as of March 1, 2013, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, NCB, FSB as NCB master servicer and co-op special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.'s Current Report on Form 8-K filed on March 20, 2013 in connection with the WFRBS 2013-C12 transaction and incorporated by reference herein).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Republic Plaza Mortgage Loan (see Exhibit 33.4)
    33.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the One South Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit
    33.4)
    33.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Concord Mills Mortgage Loan (see Exhibit 33.4)
    33.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    33.5 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the One South Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 33.4)
    33.6 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Republic Plaza Mortgage Loan (see Exhibit 33.7)
    33.7 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer
    33.8 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Concord Mills Mortgage Loan (see Exhibit 33.7)
    33.9 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the One South Wacker Drive Mortgage Loan prior to March 20, 2013 (see
    Exhibit 33.7)
    33.10 National Tax Search, LLC as Servicing Function Participant for the Republic Plaza
    Mortgage Loan (see Exhibit 33.13)
    33.11 National Tax Search, LLC as Servicing Function Participant for the One South
    Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 33.13)
    33.12 National Tax Search, LLC as Servicing Function Participant for the Concord Mills
    Mortgage Loan (see Exhibit 33.13)
    33.13 National Tax Search, LLC as Servicing Function Participant
    33.14 National Tax Search, LLC as Servicing Function Partcipant for the One South Wacker
    Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 33.13)
    33.15 Pentalpha Surveillance LLC as Trust Advisor for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013
    33.16 Prudential Asset Resources, Inc. as Primary Servicer
    33.17 Rialto Capital Advisors, LLC as Special Servicer for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013
    33.18 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.19 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Concord Mills Mortgage
    Loan (see Exhibit 33.18)
    33.20 TriMont Real Estate Advisors, Inc. as Trust Advisor for the One South Wacker Drive
    Mortgage Loan prior to March 20, 2013 (see Exhibit 33.18)
    33.21 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Republic Plaza
    Mortgage Loan (see Exhibit 33.18)
    33.22 Wells Fargo Bank, National Association as Master Servicer
    33.23 Wells Fargo Bank, National Association as Primary Servicer for the One South
    Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 33.22)
    33.24 Wells Fargo Bank, National Association as Certificate Administrator for the
    Concord Mills Mortgage Loan (see Exhibit 33.26)
    33.25 Wells Fargo Bank, National Association as Primary Servicer for the Concord Mills
    Mortgage Loan (see Exhibit 33.22)
    33.26 Wells Fargo Bank, National Association as Certificate Administrator
    33.27 Wells Fargo Bank, National Association as Certificate Administrator for the
    Republic Plaza Mortgage Loan (see Exhibit 33.26)
    33.28 Wells Fargo Bank, National Association as Primary Servicer for the One South
    Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 33.22)
    33.29 Wells Fargo Bank, National Association as Custodian
    33.30 Wells Fargo Bank, National Association as Primary Servicer for the Republic Plaza
    Mortgage Loan (see Exhibit 33.22)
    33.31 Wells Fargo Bank, National Association as Custodian for the One South Wacker Drive
    Mortgage Loan prior to March 20, 2013 (see Exhibit 33.29)
    33.32 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 33.26)
    33.33 Wells Fargo Bank, National Association as Custodian for the Concord Mills Mortgage
    Loan (see Exhibit 33.29)
    33.34 Wells Fargo Bank, National Association as Custodian for the Republic Plaza
    Mortgage Loan (see Exhibit 33.29)
    33.35 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 33.26)
    33.36 Wells Fargo Bank, National Association as Custodian for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013 (see Exhibit 33.29)


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Republic Plaza Mortgage Loan (see Exhibit 34.4)
    34.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the One South Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit
    34.4)
    34.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Concord Mills Mortgage Loan (see Exhibit 34.4)
    34.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    34.5 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the One South Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.4)
    34.6 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Republic Plaza Mortgage Loan (see Exhibit 34.7)
    34.7 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer
    34.8 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Concord Mills Mortgage Loan (see Exhibit 34.7)
    34.9 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the One South Wacker Drive Mortgage Loan prior to March 20, 2013 (see
    Exhibit 34.7)
    34.10 National Tax Search, LLC as Servicing Function Participant for the Republic Plaza
    Mortgage Loan (see Exhibit 34.13)
    34.11 National Tax Search, LLC as Servicing Function Participant for the One South
    Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 34.13)
    34.12 National Tax Search, LLC as Servicing Function Participant for the Concord Mills
    Mortgage Loan (see Exhibit 34.13)
    34.13 National Tax Search, LLC as Servicing Function Participant
    34.14 National Tax Search, LLC as Servicing Function Partcipant for the One South
    Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.13)
    34.15 Pentalpha Surveillance LLC as Trust Advisor for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013
    34.16 Prudential Asset Resources, Inc. as Primary Servicer
    34.17 Rialto Capital Advisors, LLC as Special Servicer for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013
    34.18 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.19 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Concord Mills
    Mortgage Loan (see Exhibit 34.18)
    34.20 TriMont Real Estate Advisors, Inc. as Trust Advisor for the One South Wacker
    Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.18)
    34.21 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Republic Plaza
    Mortgage Loan (see Exhibit 34.18)
    34.22 Wells Fargo Bank, National Association as Master Servicer
    34.23 Wells Fargo Bank, National Association as Primary Servicer for the One South
    Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.22)
    34.24 Wells Fargo Bank, National Association as Certificate Administrator for the
    Concord Mills Mortgage Loan (see Exhibit 34.26)
    34.25 Wells Fargo Bank, National Association as Primary Servicer for the Concord Mills
    Mortgage Loan (see Exhibit 34.22)
    34.26 Wells Fargo Bank, National Association as Certificate Administrator
    34.27 Wells Fargo Bank, National Association as Certificate Administrator for the
    Republic Plaza Mortgage Loan (see Exhibit 34.26)
    34.28 Wells Fargo Bank, National Association as Primary Servicer for the One South
    Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 34.22)
    34.29 Wells Fargo Bank, National Association as Custodian
    34.30 Wells Fargo Bank, National Association as Primary Servicer for the Republic Plaza
    Mortgage Loan (see Exhibit 34.22)
    34.31 Wells Fargo Bank, National Association as Custodian for the One South Wacker
    Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.29)
    34.32 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 34.26)
    34.33 Wells Fargo Bank, National Association as Custodian for the Concord Mills
    Mortgage Loan (see Exhibit 34.29)
    34.34 Wells Fargo Bank, National Association as Custodian for the Republic Plaza
    Mortgage Loan (see Exhibit 34.29)
    34.35 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 34.26)
    34.36 Wells Fargo Bank, National Association as Custodian for the One South Wacker
    Drive Mortgage Loan on and after March 20, 2013 (see Exhibit 34.29)

   (35) Servicer compliance statements.




    35.1 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Republic Plaza Mortgage Loan (see Exhibit 35.2)
    35.2 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer
    35.3 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the Concord Mills Mortgage Loan (see Exhibit 35.2)
    35.4 Midland Loan Services, A Division of PNC Bank, National Association as Special
    Servicer for the One South Wacker Drive Mortgage Loan prior to March 20, 2013 (see
    Exhibit 35.2)
    35.5 Prudential Asset Resources, Inc. as Primary Servicer
    35.6 Rialto Capital Advisors, LLC as Special Servicer for the One South Wacker Drive
    Mortgage Loan on and after March 20, 2013
    35.7 Wells Fargo Bank, National Association as Master Servicer
    35.8 Wells Fargo Bank, National Association as Primary Servicer for the One South Wacker
    Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 35.7)
    35.9 Wells Fargo Bank, National Association as Certificate Administrator for the Concord
    Mills Mortgage Loan (see Exhibit 35.11)
    35.10 Wells Fargo Bank, National Association as Primary Servicer for the Concord Mills
    Mortgage Loan (see Exhibit 35.7)
    35.11 Wells Fargo Bank, National Association as Certificate Administrator
    35.12 Wells Fargo Bank, National Association as Certificate Administrator for the
    Republic Plaza Mortgage Loan (see Exhibit 35.11)
    35.13 Wells Fargo Bank, National Association as Primary Servicer for the One South
    Wacker Drive Mortgage Loan on and after March 20, 2013
    35.14 Wells Fargo Bank, National Association as Primary Servicer for the Republic Plaza
    Mortgage Loan (see Exhibit 35.7)
    35.15 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan prior to March 20, 2013 (see Exhibit 35.11)
    35.16 Wells Fargo Bank, National Association as Certificate Administrator for the One
    South Wacker Drive Mortgage Loan on and after March 20, 2013



   (99.1) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (99.2) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and RBS Financial Products Inc. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (99.3) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (99.4) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (99.5) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

   (99.6) Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).