Form 10-K
WFRBS Commercial Mortgage Trust 2013-C11
filed 2015-03-31
CIK 1566543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number of the issuing entity: 333-177891-03

Central Index Key Number of the issuing entity: 0001566543

WFRBS Commercial Mortgage Trust 2013-C11

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:  0001112998

RBS Commercial Funding Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000729153

The Royal Bank of Scotland plc

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541615

RBS Financial Products Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541214

C-III Commercial Mortgage LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001555501

Liberty Island Group I LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001542105

Basis Real Estate Capital II, LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3900543 38-3900544 38-3900545 38-7086333 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD
(Address of principal executive offices of the issuing entity)

21045
(Zip Code)

Registrant’s telephone number, including area code:
(203) 897-2700

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  (Do not check if a smaller reporting company)                              Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One South Wacker Drive Mortgage Loan, which constituted approximately 4.9% of the asset pool of the issuing entity as of its cut-off date. The One South Wacker Drive Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the One South Wacker Drive Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. This loan combination, including the One South Wacker Drive Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the One South Wacker Drive loan combination in the WFRBS 2013-C12 Mortgage Trust transaction, Commission File Number 333-172366-06 (the “WFRBS 2013-C12 Transaction”). After the closing of the WFRBS 2013-C12 Transaction on March 20, 2013, this loan combination, including the One South Wacker Drive Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFRBS 2013-C12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

Wells Fargo Bank, National Association (“Wells Fargo”) is the master servicer and certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and certificate administrator of the One South Wacker Drive Mortgage Loan. Thus, Wells Fargo is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Wells Fargo is the custodian for the mortgage loans serviced under the Pooling and Servicing Agreement and the custodian for the One South Wacker Drive Mortgage Loan. Thus, Wells Fargo, in the capacities described above, is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Prudential Asset Resources, Inc. (“Prudential”) is an affiliate of Liberty Island Group I LLC, a sponsor.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Prudential pursuant to Item 1123.  Because Prudential is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountant’s attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Prudential under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountant’s attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer (except with respect to those Mortgage Loans for which Prudential Asset Resources, Inc. is the primary servicer) and primary servicer with respect to the Republic Plaza, Concord Mills and One South Wacker Drive Mortgage Loans to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions an entity performs, these vendors are servicers for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

U.S. Bank acts as trustee of the issuing entity and the One South Wacker Drive Mortgage Loan. Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement of the WFRBS 2013-C12 Transaction, respectively, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements).  However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. The assessments of compliance with applicable servicing criteria of the master servicers cover Item 1122(d)(2)(iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Republic Plaza Mortgage Loan (Mortgage Loan Number 1 on Annex A to the prospectus supplement of the registrant relating to the issuing entity filed on February 8, 2013 pursuant to Rule 424(b)(5)), is a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $24,980,616 for the twelve month period ended December 31, 2014.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee and Wells Fargo Bank, N.A., as certificate administrator:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on February 8, 2013 pursuant to Rule 424(b)(5).

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the One South Wacker Drive Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2013-C12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFRBS 2013-C12 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFRBS 2013-C12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of February 1, 2013, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, TriMont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of March 1, 2013, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, NCB, FSB as NCB master servicer and co-op special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.'s Current Report on Form 8-K filed on March 20, 2013 in connection with the WFRBS 2013-C12 transaction and incorporated by reference herein), as amended by Amendment No. 1 to Pooling and Servicing Agreement, dated as of September 26, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, NCB, FSB, as NCB master servicer and co-op special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.'s Current Report on Form 8-K, filed on September 27, 2013 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 TriMont Real Estate Advisors, Inc., as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Prudential Asset Resources, Inc., as Primary Servicer
33.9 Wells Fargo Bank, National Association, as Primary Servicer for the Republic Plaza Mortgage Loan (see Exhibit 33.1)
33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Republic Plaza Mortgage Loan (see Exhibit 33.2)
33.11 Wells Fargo Bank, National Association, as Certificate Administrator for the Republic Plaza Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Custodian for the Republic Plaza Mortgage Loan (see Exhibit 33.4)
33.13 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Republic Plaza Mortgage Loan (see Exhibit 33.5)
33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Republic Plaza Mortgage Loan (see Exhibit 33.6)
33.15 National Tax Search, LLC, as Servicing Function Participant for the Republic Plaza Mortgage Loan (see Exhibit 33.7)
33.16 Wells Fargo Bank, National Association, as Primary Servicer for the Concord Mills Mortgage Loan (see Exhibit 33.1)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Concord Mills Mortgage Loan (see Exhibit 33.2)
33.18 Wells Fargo Bank, National Association, as Certificate Administrator for the Concord Mills Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian for the Concord Mills Mortgage Loan (see Exhibit 33.4)
33.20 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Concord Mills Mortgage Loan (see Exhibit 33.5)
33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Concord Mills Mortgage Loan (see Exhibit 33.6)
33.22 National Tax Search, LLC, as Servicing Function Participant for the Concord Mills Mortgage Loan (see Exhibit 33.7)
33.23 Wells Fargo Bank, National Association, as Primary Servicer for the One South Wacker Drive Mortgage Loan (see Exhibit 33.1)
33.24 Rialto Capital Advisors, LLC, as Special Servicer for the One South Wacker Drive Mortgage Loan
33.25 Wells Fargo Bank, National Association, as Certificate Administrator for the One South Wacker Drive Mortgage Loan (see Exhibit 33.3)
33.26 Wells Fargo Bank, National Association, as Custodian for the One South Wacker Drive Mortgage Loan (see Exhibit 33.4)
33.27 Pentalpha Surveillance LLC, as Trust Advisor for the One South Wacker Drive Mortgage Loan
33.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the One South Wacker Drive Mortgage Loan (see Exhibit 33.6)
33.29 National Tax Search, LLC, as the Servicing Function Participant for the One South Wacker Drive Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 TriMont Real Estate Advisors, Inc., as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Prudential Asset Resources, Inc., as Primary Servicer
34.9 Wells Fargo Bank, National Association, as Primary Servicer for the Republic Plaza Mortgage Loan (see Exhibit 34.1)
34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Republic Plaza Mortgage Loan (see Exhibit 34.2)
34.11 Wells Fargo Bank, National Association, as Certificate Administrator for the Republic Plaza Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Custodian for the Republic Plaza Mortgage Loan (see Exhibit 34.4)
34.13 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Republic Plaza Mortgage Loan (see Exhibit 34.5)
34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Republic Plaza Mortgage Loan (see Exhibit 34.6)
34.15 National Tax Search, LLC, as Servicing Function Participant for the Republic Plaza Mortgage Loan (see Exhibit 34.7)
34.16 Wells Fargo Bank, National Association, as Primary Servicer for the Concord Mills Mortgage Loan (see Exhibit 34.1)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Concord Mills Mortgage Loan (see Exhibit 34.2)
34.18 Wells Fargo Bank, National Association, as Certificate Administrator for the Concord Mills Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian for the Concord Mills Mortgage Loan (see Exhibit 34.4)
34.20 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Concord Mills Mortgage Loan (see Exhibit 34.5)
34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Concord Mills Mortgage Loan (see Exhibit 34.6)
34.22 National Tax Search, LLC, as Servicing Function Participant for the Concord Mills Mortgage Loan (see Exhibit 34.7)
34.23 Wells Fargo Bank, National Association, as Primary Servicer for the One South Wacker Drive Mortgage Loan (see Exhibit 34.1)
34.24 Rialto Capital Advisors, LLC, as Special Servicer for the One South Wacker Drive Mortgage Loan
34.25 Wells Fargo Bank, National Association, as Certificate Administrator for the One South Wacker Drive Mortgage Loan (see Exhibit 34.3)
34.26 Wells Fargo Bank, National Association, as Custodian for the One South Wacker Drive Mortgage Loan (see Exhibit 34.4)
34.27 Pentalpha Surveillance LLC, as Trust Advisor for the One South Wacker Drive Mortgage Loan
34.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the One South Wacker Drive Mortgage Loan (see Exhibit 34.6)
34.29 National Tax Search, LLC, as the Servicing Function Participant for the One South Wacker Drive Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer for the Republic Plaza Mortgage Loan (see Exhibit 35.1)
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Republic Plaza Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator for the Republic Plaza Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer for the Concord Mills Mortgage Loan (see Exhibit 35.1)
35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Concord Mills Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Concord Mills Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Primary Servicer for the One South Wacker Drive Mortgage Loan
35.12 Rialto Capital Advisors, LLC, as Special Servicer for the One South Wacker Drive Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator for the One South Wacker Drive Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and RBS Financial Products Inc. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, among RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, among RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.6         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.7         Primary Servicing Agreement, dated as of February 1, 2013, between Wells Fargo Bank, National Association, as master servicer, and Prudential Asset Resources, Inc., as primary servicer (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

(b)           The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)            Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS Commercial Funding Inc.
(Depositor)

/s/ Jeffrey Orr

Jeffrey Orr, President

(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of February 1, 2013, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, TriMont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of March 1, 2013, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, NCB, FSB as NCB master servicer and co-op special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.'s Current Report on Form 8-K filed on March 20, 2013 in connection with the WFRBS 2013-C12 transaction and incorporated by reference herein), as amended by Amendment No. 1 to Pooling and Servicing Agreement, dated as of September 26, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, NCB, FSB, as NCB master servicer and co-op special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.'s Current Report on Form 8-K, filed on September 27, 2013 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 TriMont Real Estate Advisors, Inc., as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Prudential Asset Resources, Inc., as Primary Servicer
33.9 Wells Fargo Bank, National Association, as Primary Servicer for the Republic Plaza Mortgage Loan (see Exhibit 33.1)
33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Republic Plaza Mortgage Loan (see Exhibit 33.2)
33.11 Wells Fargo Bank, National Association, as Certificate Administrator for the Republic Plaza Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Custodian for the Republic Plaza Mortgage Loan (see Exhibit 33.4)
33.13 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Republic Plaza Mortgage Loan (see Exhibit 33.5)
33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Republic Plaza Mortgage Loan (see Exhibit 33.6)
33.15 National Tax Search, LLC, as Servicing Function Participant for the Republic Plaza Mortgage Loan (see Exhibit 33.7)
33.16 Wells Fargo Bank, National Association, as Primary Servicer for the Concord Mills Mortgage Loan (see Exhibit 33.1)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Concord Mills Mortgage Loan (see Exhibit 33.2)
33.18 Wells Fargo Bank, National Association, as Certificate Administrator for the Concord Mills Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian for the Concord Mills Mortgage Loan (see Exhibit 33.4)
33.20 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Concord Mills Mortgage Loan (see Exhibit 33.5)
33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Concord Mills Mortgage Loan (see Exhibit 33.6)
33.22 National Tax Search, LLC, as Servicing Function Participant for the Concord Mills Mortgage Loan (see Exhibit 33.7)
33.23 Wells Fargo Bank, National Association, as Primary Servicer for the One South Wacker Drive Mortgage Loan (see Exhibit 33.1)
33.24 Rialto Capital Advisors, LLC, as Special Servicer for the One South Wacker Drive Mortgage Loan
33.25 Wells Fargo Bank, National Association, as Certificate Administrator for the One South Wacker Drive Mortgage Loan (see Exhibit 33.3)
33.26 Wells Fargo Bank, National Association, as Custodian for the One South Wacker Drive Mortgage Loan (see Exhibit 33.4)
33.27 Pentalpha Surveillance LLC, as Trust Advisor for the One South Wacker Drive Mortgage Loan
33.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the One South Wacker Drive Mortgage Loan (see Exhibit 33.6)
33.29 National Tax Search, LLC, as the Servicing Function Participant for the One South Wacker Drive Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 TriMont Real Estate Advisors, Inc., as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Prudential Asset Resources, Inc., as Primary Servicer
34.9 Wells Fargo Bank, National Association, as Primary Servicer for the Republic Plaza Mortgage Loan (see Exhibit 34.1)
34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Republic Plaza Mortgage Loan (see Exhibit 34.2)
34.11 Wells Fargo Bank, National Association, as Certificate Administrator for the Republic Plaza Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Custodian for the Republic Plaza Mortgage Loan (see Exhibit 34.4)
34.13 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Republic Plaza Mortgage Loan (see Exhibit 34.5)
34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Republic Plaza Mortgage Loan (see Exhibit 34.6)
34.15 National Tax Search, LLC, as Servicing Function Participant for the Republic Plaza Mortgage Loan (see Exhibit 34.7)
34.16 Wells Fargo Bank, National Association, as Primary Servicer for the Concord Mills Mortgage Loan (see Exhibit 34.1)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Concord Mills Mortgage Loan (see Exhibit 34.2)
34.18 Wells Fargo Bank, National Association, as Certificate Administrator for the Concord Mills Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian for the Concord Mills Mortgage Loan (see Exhibit 34.4)
34.20 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Concord Mills Mortgage Loan (see Exhibit 34.5)
34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Concord Mills Mortgage Loan (see Exhibit 34.6)
34.22 National Tax Search, LLC, as Servicing Function Participant for the Concord Mills Mortgage Loan (see Exhibit 34.7)
34.23 Wells Fargo Bank, National Association, as Primary Servicer for the One South Wacker Drive Mortgage Loan (see Exhibit 34.1)
34.24 Rialto Capital Advisors, LLC, as Special Servicer for the One South Wacker Drive Mortgage Loan
34.25 Wells Fargo Bank, National Association, as Certificate Administrator for the One South Wacker Drive Mortgage Loan (see Exhibit 34.3)
34.26 Wells Fargo Bank, National Association, as Custodian for the One South Wacker Drive Mortgage Loan (see Exhibit 34.4)
34.27 Pentalpha Surveillance LLC, as Trust Advisor for the One South Wacker Drive Mortgage Loan
34.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the One South Wacker Drive Mortgage Loan (see Exhibit 34.6)
34.29 National Tax Search, LLC, as the Servicing Function Participant for the One South Wacker Drive Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer for the Republic Plaza Mortgage Loan (see Exhibit 35.1)
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Republic Plaza Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator for the Republic Plaza Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer for the Concord Mills Mortgage Loan (see Exhibit 35.1)
35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Concord Mills Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Concord Mills Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Primary Servicer for the One South Wacker Drive Mortgage Loan
35.12 Rialto Capital Advisors, LLC, as Special Servicer for the One South Wacker Drive Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator for the One South Wacker Drive Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and RBS Financial Products Inc. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, among RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, among RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.6         Mortgage Loan Purchase Agreement, dated as of January 28, 2013, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).

99.7         Primary Servicing Agreement, dated as of February 1, 2013, between Wells Fargo Bank, National Association, as master servicer, and Prudential Asset Resources, Inc., as primary servicer (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K/A filed on March 5, 2013 and incorporated by reference herein).