Form 10-K
period 2016-12-31
WFRBS Commercial Mortgage Trust 2013-C11
filed 2017-03-23
CIK 1566543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

C-III Commercial Mortgage, LLC

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan, which constituted approximately 10.8% and 8.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Republic Plaza Mortgage Loan or the Concord Mills Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One South Wacker Drive Mortgage Loan, which constituted approximately 4.9% of the asset pool of the issuing entity as of its cut-off date.  The One South Wacker Drive Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the One South Wacker Drive Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the One South Wacker Drive Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the One South Wacker Drive loan combination in the WFRBS Commercial Mortgage Trust 2013-C12 transaction, Commission File Number 333-172366-06 (the “WFRBS 2013-C12 Transaction”).  After the closing of the WFRBS 2013-C12 Transaction on March 20, 2013, this loan combination, including the One South Wacker Drive Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFRBS 2013-C12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFRBS 2013-C12 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFRBS 2013-C12 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the One South Wacker Drive Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the WFRBS 2013-C12 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the One South Wacker Drive Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Prudential Asset Resources, Inc. is the primary servicer)  and the primary servicer of the One South Wacker Drive Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the One South Wacker Drive Mortgage Loan: (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the One South Wacker Drive Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of the One South Wacker Drive Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of Rialto Capital Advisors, LLC as special servicer of the One South Wacker Drive Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Republic Plaza Mortgage Loan (Mortgage Loan Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on February 8, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $27,111,603.00 for the twelve- month period ended December 31, 2016.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 TriMont Real Estate Advisors, Inc., as Trust Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Prudential Asset Resources, Inc., as Primary Servicer

33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Republic Plaza Mortgage Loan (see Exhibit 33.1)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Republic Plaza Mortgage Loan (see Exhibit 33.2)

33.12 U.S. Bank National Association, as Trustee of the Republic Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Republic Plaza Mortgage Loan (see Exhibit 33.4)

33.14 Wells Fargo Bank, National Association, as Custodian of the Republic Plaza Mortgage Loan (see Exhibit 33.5)

33.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Republic Plaza Mortgage Loan (see Exhibit 33.6)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 33.7)

33.17 National Tax Search, LLC, as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 33.8)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 33.1)

33.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 33.2)

33.20 U.S. Bank National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Concord Mills Mortgage Loan (see Exhibit 33.4)

33.22 Wells Fargo Bank, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 33.5)

33.23 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Concord Mills Mortgage Loan (see Exhibit 33.6)

33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 33.7)

33.25 National Tax Search, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 33.8)

33.26 Wells Fargo Bank, National Association, as Primary Servicer of the One South Wacker Drive Mortgage Loan (see Exhibit 33.1)

33.27 Rialto Capital Advisors, LLC, as Special Servicer of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.28 U.S. Bank National Association, as Trustee of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the One South Wacker Drive Mortgage Loan (see Exhibit 33.4)

33.30 Wells Fargo Bank, National Association, as Custodian of the One South Wacker Drive Mortgage Loan (see Exhibit 33.5)

33.31 Pentalpha Surveillance LLC, as Trust Advisor of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One South Wacker Drive Mortgage Loan (see Exhibit 33.7)

33.33 National Tax Search, LLC, as Servicing Function Participant of the One South Wacker Drive Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 TriMont Real Estate Advisors, Inc., as Trust Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Prudential Asset Resources, Inc., as Primary Servicer

34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Republic Plaza Mortgage Loan (see Exhibit 34.1)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Republic Plaza Mortgage Loan (see Exhibit 34.2)

34.12 U.S. Bank National Association, as Trustee of the Republic Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Republic Plaza Mortgage Loan (see Exhibit 34.4)

34.14 Wells Fargo Bank, National Association, as Custodian of the Republic Plaza Mortgage Loan (see Exhibit 34.5)

34.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Republic Plaza Mortgage Loan (see Exhibit 34.6)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 34.7)

34.17 National Tax Search, LLC, as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 34.8)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 34.1)

34.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 34.2)

34.20 U.S. Bank National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Concord Mills Mortgage Loan (see Exhibit 34.4)

34.22 Wells Fargo Bank, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 34.5)

34.23 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Concord Mills Mortgage Loan (see Exhibit 34.6)

34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 34.7)

34.25 National Tax Search, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 34.8)

34.26 Wells Fargo Bank, National Association, as Primary Servicer of the One South Wacker Drive Mortgage Loan (see Exhibit 34.1)

34.27 Rialto Capital Advisors, LLC, as Special Servicer of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.28 U.S. Bank National Association, as Trustee of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the One South Wacker Drive Mortgage Loan (see Exhibit 34.4)

34.30 Wells Fargo Bank, National Association, as Custodian of the One South Wacker Drive Mortgage Loan (see Exhibit 34.5)

34.31 Pentalpha Surveillance LLC, as Trust Advisor of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One South Wacker Drive Mortgage Loan (see Exhibit 34.7)

34.33 National Tax Search, LLC, as Servicing Function Participant of the One South Wacker Drive Mortgage Loan (see Exhibit 34.8)

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

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 35.1)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 35.2)

35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Concord Mills Mortgage Loan (see Exhibit 35.3)

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the One South Wacker Drive Mortgage Loan

35.12 Rialto Capital Advisors, LLC, as Special Servicer of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the One South Wacker Drive Mortgage Loan

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

RBS Commercial Funding Inc.

(Depositor)

/s/ Thomas Conway

Thomas Conway, President

(senior officer in charge of securitization of the depositor)

Date: March 22, 2017

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

4.2 Pooling and Servicing Agreement, dated as of March 1, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, NCB, FSB, as NCB Master Servicer, NCB, FSB, as Co-op Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.'s Current Report on Form 8-K filed on March 20, 2013 under Commission File No. 333-172366-06 and incorporated by reference herein), as amended by the First Amendment to the Pooling and Servicing Agreement, dated as of September 26, 2013, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto

4.2 Capital Advisors, LLC, as General Special Servicer, NCB, FSB, as NCB Master Servicer, NCB, FSB, as Co-op Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.'s Current Report on Form 8-K, filed on September 27, 2013 under Commission File No. 333-172366-06 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 TriMont Real Estate Advisors, Inc., as Trust Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Prudential Asset Resources, Inc., as Primary Servicer

33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Republic Plaza Mortgage Loan (see Exhibit 33.1)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Republic Plaza Mortgage Loan (see Exhibit 33.2)

33.12 U.S. Bank National Association, as Trustee of the Republic Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Republic Plaza Mortgage Loan (see Exhibit 33.4)

33.14 Wells Fargo Bank, National Association, as Custodian of the Republic Plaza Mortgage Loan (see Exhibit 33.5)

33.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Republic Plaza Mortgage Loan (see Exhibit 33.6)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 33.7)

33.17 National Tax Search, LLC, as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 33.8)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 33.1)

33.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 33.2)

33.20 U.S. Bank National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Concord Mills Mortgage Loan (see Exhibit 33.4)

33.22 Wells Fargo Bank, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 33.5)

33.23 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Concord Mills Mortgage Loan (see Exhibit 33.6)

33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 33.7)

33.25 National Tax Search, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 33.8)

33.26 Wells Fargo Bank, National Association, as Primary Servicer of the One South Wacker Drive Mortgage Loan (see Exhibit 33.1)

33.27 Rialto Capital Advisors, LLC, as Special Servicer of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.28 U.S. Bank National Association, as Trustee of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the One South Wacker Drive Mortgage Loan (see Exhibit 33.4)

33.30 Wells Fargo Bank, National Association, as Custodian of the One South Wacker Drive Mortgage Loan (see Exhibit 33.5)

33.31 Pentalpha Surveillance LLC, as Trust Advisor of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One South Wacker Drive Mortgage Loan (see Exhibit 33.7)

33.33 National Tax Search, LLC, as Servicing Function Participant of the One South Wacker Drive Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 TriMont Real Estate Advisors, Inc., as Trust Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Prudential Asset Resources, Inc., as Primary Servicer

34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Republic Plaza Mortgage Loan (see Exhibit 34.1)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Republic Plaza Mortgage Loan (see Exhibit 34.2)

34.12 U.S. Bank National Association, as Trustee of the Republic Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Republic Plaza Mortgage Loan (see Exhibit 34.4)

34.14 Wells Fargo Bank, National Association, as Custodian of the Republic Plaza Mortgage Loan (see Exhibit 34.5)

34.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Republic Plaza Mortgage Loan (see Exhibit 34.6)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 34.7)

34.17 National Tax Search, LLC, as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 34.8)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 34.1)

34.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 34.2)

34.20 U.S. Bank National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Concord Mills Mortgage Loan (see Exhibit 34.4)

34.22 Wells Fargo Bank, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 34.5)

34.23 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Concord Mills Mortgage Loan (see Exhibit 34.6)

34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 34.7)

34.25 National Tax Search, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 34.8)

34.26 Wells Fargo Bank, National Association, as Primary Servicer of the One South Wacker Drive Mortgage Loan (see Exhibit 34.1)

34.27 Rialto Capital Advisors, LLC, as Special Servicer of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.28 U.S. Bank National Association, as Trustee of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the One South Wacker Drive Mortgage Loan (see Exhibit 34.4)

34.30 Wells Fargo Bank, National Association, as Custodian of the One South Wacker Drive Mortgage Loan (see Exhibit 34.5)

34.31 Pentalpha Surveillance LLC, as Trust Advisor of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One South Wacker Drive Mortgage Loan (see Exhibit 34.7)

34.33 National Tax Search, LLC, as Servicing Function Participant of the One South Wacker Drive Mortgage Loan (see Exhibit 34.8)

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

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 35.1)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 35.2)

35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Concord Mills Mortgage Loan (see Exhibit 35.3)

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the One South Wacker Drive Mortgage Loan

35.12 Rialto Capital Advisors, LLC, as Special Servicer of the One South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes.)

35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the One South Wacker Drive Mortgage Loan

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