Form 10-K
period 2019-12-31
WFRBS Commercial Mortgage Trust 2013-C11
filed 2020-03-20
CIK 1566543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(203) 897-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan, which constituted approximately 10.8% and 8.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Republic Plaza Mortgage Loan or the Concord Mills Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Republic Plaza Mortgage Loan (Mortgage Loan Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on February 8, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $25,954,642.00 for the twelve- month period ended December 31, 2019.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on February 8, 2013 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4             Pooling and Servicing Agreement, dated as of February 1, 2013, by and among RBS Commercial Funding Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, TriMont Real Estate Advisors, Inc., as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on March 5, 2013 under Commission File No. 333-177891-03 and incorporated by reference herein).

31           Rule 13a-14(d)/15d-14(d) Certifications.

33           Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1        Wells Fargo Bank, National Association, as Master Servicer

33.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to June 26, 2019

33.3        CWCapital Asset Management LLC, as Special Servicer on and after June 26, 2019

33.4        U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5        Wells Fargo Bank, National Association, as Certificate Administrator

33.6        Wells Fargo Bank, National Association, as Custodian

33.7        TriMont Real Estate Advisors, Inc., as Trust Advisor

33.8        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9        National Tax Search, LLC, as Servicing Function Participant

33.10      Prudential Asset Resources, Inc., as Primary Servicer

33.11      Wells Fargo Bank, National Association, as Primary Servicer of the Republic Plaza Mortgage Loan (see Exhibit 33.1)

33.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Republic Plaza Mortgage Loan prior to June 26, 2019 (see Exhibit 33.2)

33.13      CWCapital Asset Management LLC, as Special Servicer on and after June 26, 2019 (see Exhibit 33.3)

33.14      U.S. Bank National Association, as Trustee of the Republic Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.15      Wells Fargo Bank, National Association, as Custodian of the Republic Plaza Mortgage Loan (see Exhibit 33.6)

33.16      TriMont Real Estate Advisors, Inc., as Trust Advisor of the Republic Plaza Mortgage Loan (see Exhibit 33.7)

33.17      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 33.8)

33.18      National Tax Search, LLC, as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 33.9)

33.19      Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 33.1)

33.20      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Mills Mortgage Loan prior to June 26, 2019 (see Exhibit 33.2)

33.21      CWCapital Asset Management LLC, as Special Servicer on and after June 26, 2019 (see Exhibit 33.3)

33.22      U.S. Bank National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.23      Wells Fargo Bank, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 33.6)

33.24      TriMont Real Estate Advisors, Inc., as Trust Advisor of the Concord Mills Mortgage Loan (see Exhibit 33.7)

33.25      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 33.8)

33.26      National Tax Search, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 33.9)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as Master Servicer

34.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to June 26, 2019

34.3        CWCapital Asset Management LLC, as Special Servicer on and after June 26, 2019

34.4        U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5        Wells Fargo Bank, National Association, as Certificate Administrator

34.6        Wells Fargo Bank, National Association, as Custodian

34.7        TriMont Real Estate Advisors, Inc., as Trust Advisor

34.8        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9        National Tax Search, LLC, as Servicing Function Participant

34.10      Prudential Asset Resources, Inc., as Primary Servicer

34.11      Wells Fargo Bank, National Association, as Primary Servicer of the Republic Plaza Mortgage Loan (see Exhibit 34.1)

34.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Republic Plaza Mortgage Loan prior to June 26, 2019 (see Exhibit 34.2)

34.13      CWCapital Asset Management LLC, as Special Servicer on and after June 26, 2019 (see Exhibit 34.3)

34.14      U.S. Bank National Association, as Trustee of the Republic Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.15      Wells Fargo Bank, National Association, as Custodian of the Republic Plaza Mortgage Loan (see Exhibit 34.6)

34.16      TriMont Real Estate Advisors, Inc., as Trust Advisor of the Republic Plaza Mortgage Loan (see Exhibit 34.7)

34.17      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 34.8)

34.18      National Tax Search, LLC, as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 34.9)

34.19      Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 34.1)

34.20      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Mills Mortgage Loan prior to June 26, 2019 (see Exhibit 34.2)

34.21      CWCapital Asset Management LLC, as Special Servicer on and after June 26, 2019 (see Exhibit 34.3)

34.22      U.S. Bank National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.23      Wells Fargo Bank, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 34.6)

34.24      TriMont Real Estate Advisors, Inc., as Trust Advisor of the Concord Mills Mortgage Loan (see Exhibit 34.7)

34.25      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 34.8)

34.26      National Tax Search, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 34.9)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer

35.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to June 26, 2019

35.3        CWCapital Asset Management LLC, as Special Servicer on and after June 26, 2019

35.4        Wells Fargo Bank, National Association, as Certificate Administrator

35.5        Prudential Asset Resources, Inc., as Primary Servicer

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the Republic Plaza Mortgage Loan (see Exhibit 35.1)

35.7        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Republic Plaza Mortgage Loan prior to June 26, 2019 (see Exhibit 35.2)

35.8        CWCapital Asset Management LLC, as Special Servicer on and after June 26, 2019 (see Exhibit 35.3)

35.9        Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 35.1)

35.10      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Concord Mills Mortgage Loan prior to June 26, 2019 (see Exhibit 35.2)

35.11      CWCapital Asset Management LLC, as Special Servicer on and after June 26, 2019 (see Exhibit 35.3)

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

RBS Commercial Funding Inc.
(Depositor)

/s/ Simcha Herzog

Simcha Herzog, President

(senior officer in charge of securitization of the depositor)

Date: March 20, 2020