Form 10-K
period 2020-12-31
WFRBS Commercial Mortgage Trust 2013-C11
filed 2021-03-16
CIK 1566543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan, which constituted approximately 10.8% and 8.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Republic Plaza Mortgage Loan or the Concord Mills Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K.

PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.) is an affiliate of Liberty Island Group I LLC, one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.) pursuant to Item 1123.  Because PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.) is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.) under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.) is the primary servicer) and the primary servicer under the Pooling and Servicing Agreement (solely with respect to National Tax Search, LLC) to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. With respect to the reports provided as servicing function participant on behalf of Wells Fargo Bank, National Association, these servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  With respect to the reports provided as servicing function participant on behalf of PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), these servicing functions are included within the servicing criteria set forth in Items 1122(d)(2)(ii), 1122(d)(2)(vi), 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Republic Plaza Mortgage Loan (Mortgage Loan Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on February 8, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $24,324,712.61 for the twelve-month period ended December 31, 2020.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian, and U.S. Bank National Association, as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.  U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.  On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.   U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

33.2        CWCapital Asset Management LLC, as Special Servicer

33.3        U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4        Wells Fargo Bank, National Association, as Certificate Administrator

33.5        Wells Fargo Bank, National Association, as Custodian

33.6        Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor

33.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8        National Tax Search, LLC, as Servicing Function Participant

33.9        PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer

33.10      National Tax Search, LLC, as Servicing Function Participant for PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.)

33.11      Wells Fargo Bank, National Association, as Primary Servicer of the Republic Plaza Mortgage Loan (see Exhibit 33.1)

33.12      CWCapital Asset Management LLC, as Special Servicer of the Republic Plaza Mortgage Loan (see Exhibit 33.2)

33.13      U.S. Bank National Association, as Trustee of the Republic Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.14      Wells Fargo Bank, National Association, as Custodian of the Republic Plaza Mortgage Loan (see Exhibit 33.5)

33.15      Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Republic Plaza Mortgage Loan (see Exhibit 33.6)

33.16      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 33.7)

33.17      National Tax Search, LLC, as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 33.8)

33.18      Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 33.1)

33.19      CWCapital Asset Management LLC, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 33.2)

33.20      U.S. Bank National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.21      Wells Fargo Bank, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 33.5)

33.22      Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Concord Mills Mortgage Loan (see Exhibit 33.6)

33.23      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 33.7)

33.24      National Tax Search, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 33.8)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as Master Servicer

34.2        CWCapital Asset Management LLC, as Special Servicer

34.3        U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4        Wells Fargo Bank, National Association, as Certificate Administrator

34.5        Wells Fargo Bank, National Association, as Custodian

34.6        Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor

34.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8        National Tax Search, LLC, as Servicing Function Participant

34.9        PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer

34.10      National Tax Search, LLC, as Servicing Function Participant for PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.)

34.11      Wells Fargo Bank, National Association, as Primary Servicer of the Republic Plaza Mortgage Loan (see Exhibit 34.1)

34.12      CWCapital Asset Management LLC, as Special Servicer of the Republic Plaza Mortgage Loan (see Exhibit 34.2)

34.13      U.S. Bank National Association, as Trustee of the Republic Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.14      Wells Fargo Bank, National Association, as Custodian of the Republic Plaza Mortgage Loan (see Exhibit 34.5)

34.15      Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Republic Plaza Mortgage Loan (see Exhibit 34.6)

34.16      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 34.7)

34.17      National Tax Search, LLC, as Servicing Function Participant of the Republic Plaza Mortgage Loan (see Exhibit 34.8)

34.18      Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 34.1)

34.19      CWCapital Asset Management LLC, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 34.2)

34.20      U.S. Bank National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.21      Wells Fargo Bank, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 34.5)

34.22      Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Concord Mills Mortgage Loan (see Exhibit 34.6)

34.23      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 34.7)

34.24      National Tax Search, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan (see Exhibit 34.8)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer

35.2        CWCapital Asset Management LLC, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer

35.5        Wells Fargo Bank, National Association, as Primary Servicer of the Republic Plaza Mortgage Loan (see Exhibit 35.1)

35.6        CWCapital Asset Management LLC, as Special Servicer of the Republic Plaza Mortgage Loan (see Exhibit 35.2)

35.7        Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan (see Exhibit 35.1)

35.8        CWCapital Asset Management LLC, as Special Servicer of the Concord Mills Mortgage Loan (see Exhibit 35.2)

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

Date: March 16, 2021