Form 10-K/A
period 2020-12-31
WFRBS Commercial Mortgage Trust 2013-C11
filed 2021-04-05
CIK 1566543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 16, 2021 (the “Original Form 10-K”) is to replace the report on assessment of compliance of National Tax Search, LLC, as servicing function participant for PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.) filed as an exhibit to the Original Form 10-K under Exhibit 33 with the corresponding exhibit attached hereto.  Except as described above, no other changes are being made to the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Date: April 5, 2021